Form 10QSB
period 1999-06-30
BRILLIANT SUN INDUSTRY CO
filed 2001-01-31
CIK 1089210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 1999.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .


                            Commission File Number:     333-93767

                           BRILLIANT SUN INDUSTRY CO.
               (Exact name of registrant as specified in charter)

          Florida                                              Pending
          -------                                              -------
(State of Incorporation)                               (I.R.S. Employer I.D. No)

                      2503 W. Gardner Ct., Tampa, FL 33611
                    (Address of Principal Executive Offices)

                                (813) 831-9348
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( ) NO ( X )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of January 30, 2001.

                             2,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                           Brilliant Sun Industry Co.

                              INDEX TO FORM 10-QSB

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Balance Sheet as of June 30, 1999 ...........................3

                  Statements of Operations for the period May 4, 1999 (date of incorporation) to June 30, 1999 and the three month period ended June 30, 1999 .........................................4

                  Statement of Stockholder's Deficit for the period May 4, 1999
                  (date of incorporation) to June 30, 1999 ....................5

                  Statement of Cash Flows for the period May 4, 1999 (date of incorporation) to June 30, 1999 .............................6

                  Notes to Financial Statements ...............................7

Item 2.           Management's  Discussion and Analysis of Financial Condition
                  and Results of Operations or Plan of Operations ............ 9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................13
Item 2.           Changes in Securities.......................................13
Item 3.           Defaults Upon Senior Securities.............................13
Item 4.           Submission of Matters to a Vote of Securities Holders.......13
Item 5.           Other Information...........................................13
Item 6.           Exhibits and Reports on Form 8-K............................13

Signatures

                           Brilliant Sun Industry Co.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

--------------------------------------------------------------------------------

                                                              June 30,
                                                                1999
     ASSETS                                                  (Unaudited)
     ------                                               -----------------

     TOTAL ASSETS                                                     $  -
                                                          =================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

          TOTAL LIABILITIES - Accrued expenses                       1,000
                                                          -----------------

     STOCKHOLDERS' DEFICIT:
       Common stock - no par value: 50,000,000 shares
         authorized; 2,000,000 shares issued and outstanding            79
       Preferred stock - no par value: 20,000,000 shares
         Authorized; no shares issued and outstanding                    -
       Additional paid-in capital                                    2,000
       Deficit accumulated during the development stage             (3,079)
                                                          -----------------

          Total stockholders' deficit                               (1,000)
                                                          -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   -
                                                          =================



SEE NOTES TO FINANCIAL STATEMENTS.

                             Brilliant Sun Industry Co.
                         (A Development Stage Enterprise)

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                              Period May 4, 1999
                                                              (date of
                                                              incorporation) to
                                                              June 30, 1999
                                                              ------------------

EXPENSES:
 Professional fees and expenses                               $            2,000
 Organization costs                                                           79
                                                              ------------------

       NET LOSS                                               $            2,079
                                                              ==================

       NET LOSS PER SHARE                                     $             0.00
                                                              ==================


SEE NOTES TO FINANCIAL STATEMENTS.

                             Brilliant Sun Industry Co.
                          (A Development Stage Enterprise)

                       STATEMENT OF  STOCKHOLDERS'  DEFICIT
     For the period May 4, 1999 (Date of  Incorporation)  to June 30, 1999


                                                                                  Deficit
                                                                                  Accumulated
                                                                                  During the
                                                  Common Stock                    Development
                                             Shares             Value             Stage              Total
                                         ---------------     ------------       ----------------     ---------------
Balances, May 4, 1999                        2,000,000       $          -       $              -     $             -

Proceeds from the issuance
  of common stock                                    -                 79                      -                  79

Capital contributions                                -              2,000                      -               2,000

Net loss for the period May 4, 1999 to
   June 30, 1999                                     -                  -                 (3,079)             (3,079)
                                         ---------------     ------------       ----------------     ---------------

Balances June 30, 1999                        2,000,000      $      2,079       $         (3,079)    $        (1,000)
                                         ===============     ============       ================     ===============


SEE NOTES TO FINANCIAL STATEMENTS.

                                          Brilliant Sun Industry Co.
                                       (A Development Stage Enterprise)

                                            STATEMENT OF CASH FLOWS
                                                  (Unaudited)


                                                                    Period May
                                                                    4, 1999 (date
                                                                    of
                                                                    incorporation)
                                                                    to June 30, 1999
                                                                    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    (3,079)
    Adjustments to reconcile net loss to cash used in operations:
     Increase in accrued expenses                                              1,000
     Contributed services and expenses                                         2,000
                                                                    -----------------
NET CASH USED IN OPERATING ACTIVITIES                                            (79)
                                                                    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                                   79
                                                                    -----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                             79
                                                                    -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -
                                                                    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $              -
                                                                    =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                  $              -
                                                                    =================

     Taxes paid                                                     $              -
                                                                    =================




SEE NOTES TO FINANCIAL STATEMENTS.

                           Brilliant Sun Industry Co.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Brilliant Sun Industry Co. ("we", "us", "our") was incorporated under the laws of the state of Florida on May 4, 1999. We are considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. We intend to investigate and, if such investigation warrants, engage in business combinations. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from May 4, 1999 (date of incorporation) to June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $3,079 as of June 30, 1999. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period May 4, 1999 (date of incorporation) to June 30, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

Our President, who is also a shareholder, has agreed, in writing, to fund all of our expenses until such time as an acquisition transaction is closed. None of these funds expended on our behalf will be reimbursable to our President, accordingly these amounts will be reflected in our financial statements as contributed capital. In addition, our President has contributed services to us during the period May 4, 1999 (date of incorporation) to June 30, 1999. These services are included in the accompanying financial statements as professional fees and contributed capital.

NOTE E - PROPOSED MERGER

The Company has entered into a merger agreement with Yi Wan Group, Inc. which it anticipates will close in the year 2001. In conjunction with the merger the Company has agreed to effect an exchange of shares whereby the current shareholders of the Company may retain approximately three percent (3%) of the number of shares outstanding after such closing and will be paid approximately $45,000 for expenses and services related to the merger.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The  following  discussion  and  analysis  should  be read in  conjunction  with
financial   statements   as  of  and  for  the  period  May  4,  1999  (date  of
incorporation) to June 30, 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through June 30, 1999, all funded by capital contributions from management, are $3,079.

Substantially all of our expenses that must be funded by management will be from our effort s to identify a suitable acquisition candidate and close the acquisition. Management has agreed in writing to fund our cash requirements until an acquisition is closed. So long as management does so, we will have sufficient funds to satisfy our cash requirements. This is primarily because we anticipate incurring no significant expenditures. Before the closing of an acquisition, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees and occupational license fees.

We do not intend to seek additional financing. At this time we believe that the funds to be provided by management will be sufficient for funding our operations until we find an acquisition and therefore do not expect to issue any additional securities before the closing of a business combination.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

MERGER TRANSACTIONS

We have agreed to merge with Yi Wan Group, Inc. The total number of shares of common stock Brilliant Sun will issue to all of the Yi Wan Group shareholders in the merger is 15,762,500. This number will represent 97% of the outstanding Brilliant Sun common stock after the merger.

Brilliant Sun had 2,000,000 shares of its common stock issued and outstanding at December 31, 2000 owned equally by two shareholders, Michael T. Williams and Yale Yu. In connection with the merger, we agreed to effect a reverse split such that Mr. Williams plus his extended family and Mr. Yu will each own 247,350 shares prior to the closing of the merger. Accordingly, there will be 487,500 shares of Brilliant Sun common stock outstanding. None of the shares of Brilliant Sun common stock outstanding prior to the closing of the merger will be converted or otherwise modified in the merger and all of such shares not otherwise retained by our stockholders as provided in the merger agreement will be outstanding capital stock of Brilliant Sun after the closing of the merger.

As a result of this transaction, Brilliant Sun will have 16,250,000 shares of common stock outstanding.

MERGER APPROVALS

 In June, 2000, Brilliant Sun's board of directors approved the merger proposal. All of our stockholders approved the merger proposal on the same date.

 In June 2000, Yi Wan Group 's board of directors unanimously approved the merger proposal. Based upon the ownership of more than 50% of Yi Wan Group common stock by officers, directors and affiliates, it appears that a favorable vote by stockholders of Yi Wan Group is assured. No consents will be solicited or accepted until after the effective date of an information statement/ prospectus filed on Form S-4.

BULLETIN BOARD LISTING

Brilliant Sun Industry Co. will be subject to the reporting requirements of the Securities Exchange Act of 1934 in the calendar year in which the merger closes because it filed this registration statement. It intends to continue to be subject to those requirements in subsequent years by filing before the effective date of this registration statement a form 8-A electing to be a reporting company subject to the requirements of the 1934 act.

Upon closing of the merger, our name's name will seek to become listed on the over-the-counter bulletin board under the symbol "BSUN." If and when listed, the Yi Wan Group's stockholders will hold shares of a publicly-traded Yi Wan Group corporation subject to compliance with the reporting requirements of the 1934 act.

BACKGROUND OF THE MERGER

In May, 1999, Mr. Yale Yu, President of ITG and Associates, the American representative of the Yi Wan Group companies, entered into discussions with Mr. Michael T. Williams, Esq., Brilliant Sun Industry Co.'s attorney. There were several telephone calls between Mr. Yu and Mr. Williams during May, 1999 and Mr. Yu visited Mr. Williams in Tampa once. All discussions concerned the structure of the transaction and the fees involved.

Michael T. Williams, Esq. is the principal of Williams Law Group and acts as president and director of Brilliant Sun Industry Co., at the request of Mr. Yu, for administrative convenience only.

Mr. Williams was originally issued 1,000,000 shares of Brilliant Sun Industry Co. upon formation. At the request of principals of the Yi Wan Group, Mr. Yu was issued 1,000,000 shares upon formation. Mr. Williams and Mr. Yu agreed to a reverse stock split prior to the close of the merger such that they will each own 243,750 shares in the surviving company.

Mr. Yu indicated that Yi Wan Group had already made a strategic decision to promise investors and existing shareholders investment liquidity through a reverse merger with a shell company that would become listed on the over the counter bulletin board.

Mr. Williams told Mr. Yu that his law firm, Williams Law Group, P.A., represented shell companies that could meet Yi Wan Group's requirements. He indicated that he was only acting as an attorney for the shell corporation and that neither he nor his firm would not be representing or advising Yi Wan Group in any way in or about the proposed transaction.

REASONS FOR THE MERGER

Brilliant Sun Industry Co. is a private company with no assets or operations originally formed to acquire a private company such as Yi Wan Group that had made a decision to go public and secure a listing on the over the counter bulletin board through a reverse merger with a shell company. Yi Wan Group goal was to go public through that process and only through that process, a decision it had made before it contacted Brilliant Sun Industry Co.

In assisting Yi Wan Group to reach this goal, Brilliant Sun Industry Co. had to structure a transaction to meet two separate requirements. One is factual. The other is legal. One is discretionary. The other is mandatory. The discretionary factual requirement is imposed by Yi Wan Group. The mandatory legal requirement is imposed by the NASD.

In adopting this transaction structure to meet both the requirements of Yi Wan Group and the NASD, Brilliant Sun Industry Co. considered the following:

o The board of Yi Wan Group has the legal right under Florida state law to require that the transaction be structured as a reverse merger with a shell.

o Yi Wan Group could go public some way other than a reverse merger with a shell. But as the board in the proper exercise of its discretion under Florida state law in making a business judgment has made its decision concerning the method Yi Wan Group will utilize to go public, this is not a relevant issue.

o The transaction must involve the filing of a 1933 Act or 1934 Act registration statement in order for Yi Wan Group to secure a listing on the over the counter bulletin board.

o The use of a 1933 Act registration statement is acceptable to the NASD in order to meet its requirements for listing.

o The merger satisfies Yi Wan Group's requirement concerning the way Yi Wan Group will go public. But the merger has nothing to do with meeting the NASD's requirement for securing a listing on the over the counter bulletin board, which is Yi Wan Group's ultimate goal in the transaction. This registration statement, not the merger, satisfies the NASD listing requirement.

      Factual Requirement

Yi Wan Group required that their going public transaction must involve a merger with a shell company. In order to meet this factual requirement, the transaction was structured to have Yi Wan Group acquired by Brilliant Sun Industry Co. in a reverse merger. A reverse merger is a transaction in which Brilliant Sun Industry Co. and not Yi Wan Group is the surviving company after the merger closes.

It is the board of Yi Wan Group, not some third party, that has the right, indeed the duty, under Florida state law to make a determination as to which method of going public is in the best interest of Yi Wan Group and its stockholders. The board selected this process rather than another because it determined that this process has a very valid business purpose: In the minds of its potential investors, its shareholders and its management, this method of going public was well known, universally accepted and proven to be successful. This method would therefore enhance Yi Wan Group's ability to raise capital and provide its investors and shareholders with liquidity.

      Legal Requirement

Although this transaction structure meets Yi Wan Group's factual requirement, the merger itself does nothing to meet the NASD's legal requirement that Yi Wan Group must become subject to the provisions of section 15d of the 1934 Act to meet the listing requirement under NASD Rule 6530. According to the NASD's interpretation of the Rule, this requirement for listing is met by the filing of a 1933 Act registration statement.

NASD Rule 6530 limits quotations on the OTCBB to the securities of issuers that make current filings pursuant to Sections 13 and 15(d) of the 1934 Act. In "Eligibility Rule Q and A," January 21, 1999, posted on the over the counter bulletin board website at

http://www.otcbb.com/news/EligibilityRule/eligruleq&a.stm

the NASD advised companies that wanted to become listed on the over the counter bulletin board that

In order to be required to make filings pursuant to Section 13 or 15(d) of the Act, an issuer must register its class of securities under the Securities Act of 1933 or the Securities Exchange Act of 1934.

[emphasis added]

So clearly, a registration statement such as the Form S-4 filed under the 1933 Act meets the NASD's requirement for listing.

That same statement of the NASD indicates that Yi Wan Group must be a mandatory, not a discretionary, reporting company. Under section 15d of the 1934 Act and related regulations and interpretations, that requirement is met for the year in which this registration statement is declared effective. However, there may some uncertainty as to the mandatory reporting status thereafter. Accordingly, to avoid any uncertainty in this area, Brilliant Sun Industry Co. will file a companion registration statement on Form 8-A, the form prescribed for discretionary registration of securities under section 12(g) of the 1934 Act. The filing of the companion registration statement on form 8-A will assure continued compliance with NASD Rule 6530 in the years after this registration statement is declared effective, so long as the surviving company remains current in its reporting requirements.

NASD Rule 6530 is not met by the merger. It is met by structuring the transaction to have the shares that are issued to Yi Wan Group's shareholders in the merger registered under this 1933 Act registration statement and simultaneously registered under the 1934 Act on Form 8-A.

Although this transaction structure is utilized to meet Yi Wan Group's requirement of going public through a reverse merger with a shell company, the registration statement is not being filed because of that requirement. It is being filed because in order for Yi Wan Group to reach its goal of going public, the requirement imposed by the NASD has to be satisfied. The registration statement, and not the merger, is what meets that requirement.

Thus, by being acquired by Brilliant Sun Industry Co. in a transaction in which shares that are issued to Yi Wan Group's shareholders in the merger are registered under this 1933 Act registration statement and simultaneously registered under the 1934 Act, Yi Wan Group meets both the NASD legal requirement of going public - Rule 6530 - and its own factual requirement for the way it wants to go public - a reverse merger with a shell company.

Interests of Certain Persons in the Merger

Upon the closing of the merger, the current directors and executive officers of Yi Wan Group will become the directors and executive officers of the surviving corporation.

Mr. Williams' law firm will receive a fee of $45,000 paid from the merger fee. He, his family members, and an employee 243,750 shares following the merger. Mr. Yu will retain 243,750 shares following the merger. These shares will be registered for resale. There is no reasonable assurance that the shares will ever have any realizable value.

Additional information concerning this transaction has now been filed with the SEC on our registration statement on Form S-4.


CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any inability of the Company to successfully conduct its business in new markets; and (v) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

         NONE

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         NONE

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    January 30, 2001                                 /s/ Michael T. Williams
------------------------------                       -----------------------
          Date                                    Michael T. Williams, President