Form 10QSB
period 1999-09-30
BRILLIANT SUN INDUSTRY CO
filed 2001-01-31
CIK 1089210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                                   FORM 10-QSB

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

              For the quarterly period ended September 30, 1999.

 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
     Act for the transition period from _________________ to ____________ .



                             Commission File Number:      333-93767

                          BRILLIANT SUN INDUSTRY CO.
                          --------------------------
              (Exact name of registrant as specified in charter)

          Florida                                     Pending
          -------                                     -------
(State of Incorporation)                              (I.R.S. Employer I.D. No)

                     2503 W. Gardner Ct., Tampa, FL 33611
                     ------------------------------------
                   (Address of Principal Executive Offices)

                                (813) 831-9348
                                --------------
             (Registrant's Telephone Number, Including Area Code)


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

            Balance Sheet as of September 30, 1999 ............................3

            Statements of Operations for the period May 4, 1999 (date of incorporation) to September 30,1999 and the three month period ended
            September 30, 1999 ................................................4

            Statement of Stockholder's Deficit for the period May 4, 1999 (date of incorporation) to September 30, 1999 ...........................5

            Statement of Cash Flows for the period May 4, 1999 (date of incorporation) to September 30, 1999 ..............................6

            Notes to Financial Statements .....................................7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations or Plan of Operations........................9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................13
Item 2.     Changes in Securities.............................................13
Item 3.     Defaults Upon Senior Securities...................................13
Item 4.     Submission of Matters to a Vote of Securities Holders.............13
Item 5.     Other Information.................................................13
Item 6.     Exhibits and Reports on Form 8-K..................................13

Signatures

                           Brilliant Sun Industry Co.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET



                                                           September
                                                           30, 1999
        ASSETS                                            (Unaudited)
        ------                                            -----------

        TOTAL ASSETS                                        $     -
                                                          ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

           TOTAL LIABILITIES - Accrued expenses               1,000
                                                          -----------

        STOCKHOLDERS' DEFICIT:
          Common stock - no par value: 50,000,000 shares
           authorized; 2,000,000 shares issued and
           outstanding                                           79
          Preferred stock - no par value: 20,000,000
           shares
            Authorized; no shares issued and outstanding          -
          Additional paid-in capital                          3,000
            Deficit accumulated during the development
            stage                                            (4,079)
                                                          -----------

            Total stockholders' deficit                      (1,000)
                                                          -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     -
                                                          ===========



        SEE NOTES TO FINANCIAL STATEMENTS.

                       Brilliant Sun Industry Co.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                        Period May 4,
                                        Three Months    1999 (date of
                                           Ended       incorporation)to
                                         September        September
                                         30, 1999         30, 1999
                                        ------------   -------------
     EXPENSES:
       Professional fees and expenses $       1,000  $         4,000
       Organization costs                         -               79
                                        ------------   -------------

     NET LOSS                         $       1,000  $         4,079
                                        ============   =============

     NET LOSS PER SHARE               $       0.00   $        0.00
                                        ============   =============



     SEE NOTES TO FINANCIAL STATEMENTS.

                           Brilliant Sun Industry Co.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
  For the period March 15, 1999 (Date of Incorporation) to September 30, 1999


                                                         Deficit
                                                       Accumulated
                                                       During the
                                 Common Stock          Development
                              Shares       Value          Stage         Total
                             ---------    --------     -----------   -----------

Balances, May 4, 1999        2,000,000    $     -      $         -   $        -

Proceeds from the issuance
  of common stock                   -          79                -           79

Capital contribution                -       3,000                -        3,000

Net loss for the period
  May 4,1999 to September
  30, 1999                          -           -           (4,079)      (4,079)
                             ---------    --------     -----------   -----------

Balances September 30, 1999  2,000,000    $ 3,079      $    (4,079)  $   (1,000)
                             =========   =========   ============= =============



SEE NOTES TO FINANCIAL STATEMENTS.

                             Brilliant Sun Industry Co.
                          (A Development Stage Enterprise)

                               STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                                               Period May 4,
                                                                Three Months  1999 (date of
                                                                   Ended      incorporation)to
                                                                September       September
                                                                 30, 1999       30, 1999
                                                                -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $    (1,000)  $   (4,079)
   Adjustments to reconcile net loss to cash used in
    operating activities:
     Increase in accrued expenses                                         -        1,000
     Contributed services and expenses                                1,000        3,000
                                                                -----------   -------------
NET CASH USED IN OPERATING ACTIVITIES                                     -          (79)
                                                                -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                            -           79
                                                                -----------   -------------
CASH PROVIDED BY FINANCING ACTIVITIES                                     -           79
                                                                -----------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 -            -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -            -
                                                                -----------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $         -   $        -
                                                                ===========   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                               $         -   $        -
                                                                ===========  =============

    Taxes paid                                                  $         -   $        -
                                                                ===========  =============



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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from May 4, 1999 (date of incorporation) to September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $4,079 as of September 30, 1999. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period May 4, 1999 (date of incorporation) to September 30, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

Our President, who is also a shareholder, has agreed, in writing, to fund all of our expenses until such time as an acquisition transaction is closed. None of these funds expended on our behalf will be reimbursable to our President, accordingly these amounts will be reflected in our financial statements as contributed capital. In addition, our President has contributed services to us during the period May 4, 1999 (date of incorporation) to September 30, 1999. These services are included in the accompanying financial statements as professional fees and contributed capital.


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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The  following  discussion  and  analysis  should  be read in  conjunction  with
financial   statements   as  of  and  for  the  period  May  4,  1999  (date  of
incorporation) to September 30, 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through September 30, 1999, all funded by capital contributions from management, are $4,079.

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

     January 30, 2001                               /s/ Michael T. William
  ----------------------                       --------------------------------
            Date                                Michael T. Williams, President