Form 10QSB
period 2000-03-31
BRILLIANT SUN INDUSTRY CO
filed 2001-01-31
CIK 1089210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2000.

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

                                YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of January 30, 2001.

                             2,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                           BRILLIANT SUN INDUSTRY CO.

                              INDEX TO FORM 10-QSB

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)
                  Balance Sheet as of March 31, 2000 and December 31, 1999 ....3

                  Statements of Operations for the three month period ended March 31, 2000 and the period May 4, 19999 (date of incorporation) to March 31, 2000.............................4

                  Statement of Stockholder's Equity for the three months ended
                  March 31, 2000...............................................5

                  Statement of Cash Flows for the three months ended March 31, 2000 and the period May 4, 1999 (date of incorporation) to
                  March 31, 2000...............................................6

                  Notes to Financial Statements ...............................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................9


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

Signatures

                           Brilliant Sun Industry Co.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                                           March 31, 2000        December 31,
ASSETS                                                       (Unaudited)            1999
                                                          ----------------     ----------------
TOTAL ASSETS                                                  $     -              $     -
                                                          ================     ================


LIABILITIES AND STOCKHOLDERS' EQUITY

           TOTAL LIABILITIES                                        -                1,000
                                                          ----------------     ----------------

STOCKHOLDERS' EQUITY:
  Common stock - no par value: 50,000,000 shares
   authorized; 2,000,000 shares issued and outstanding             79                   79
  Preferred stock - no par value: 20,000,000 shares
   authorized; no shares issued and outstanding                     -                    -

  Additional paid-in capital                                    6,000                4,000

  Deficit accumulated during the development stage             (6,079)              (5,079)
                                                          ----------------     ----------------

    Total stockholders' equity                                      -               (1,000)
                                                          ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     -             $     -
                                                          ================     ================



SEE NOTES TO FINANCIAL STATEMENTS.

                                       Brilliant Sun Industry Co.
                                    (A Development Stage Enterprise)

                                        STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                                   Period May 4,
                                                            Three Months           1999(date of
                                                             Ended March           incorporation) to
                                                              31, 2000             March 31, 2000
                                                           ----------------    --------------------
       EXPENSES:

         Professional fees and expenses                           $  1,000              $    6,000
         Organization costs                                              -                      79
                                                           ----------------    --------------------

       NET LOSS                                                    $     -              $    6,079
                                                           ================    ====================

       NET LOSS PER SHARE                                         $   0.00              $     0.00
                                                           ================    ====================



       SEE NOTES TO FINANCIAL STATEMENTS.

                           Brilliant Sun Industry Co.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2000
                                  (Unaudited)

                                                                                 Deficit
                                                                                 Accumulated
                                                                                 During the
                                                  Common Stock                   Development
                                             Shares             Value            Stage                Total
                                         ---------------     ------------       ----------------     ---------------
Balances, December 31, 1999                   2,000,000    $       4,079      $            5079    $        (1,000)

Capital Contribution                                  -            1,000                      -              1,000

Contribution of Services                              -            1,000                      -              1,000

Net loss for the three months ended
   March 31, 2000                                     -                -                 (1,000)            (1,000)
                                         ---------------     ------------       ----------------     ---------------

Balances March 31, 2000                       2,000,000    $       6,079      $          (6,079)    $            -
                                         ===============   ==============   ==================== ===================



SEE NOTES TO FINANCIAL STATEMENTS.

                           Brilliant Sun Industry Co.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Period May
                                                                                                    4, 1999 (date
                                                                                                          of
                                                                                    Three Months     incorporation)
                                                                                    Ended March      to March 31,
                                                                                     31, 2000            2000
                                                                                   --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                          $      (1,000)  $        (6,079)

    Adjustments to reconcile net loss to cash used in operations:
    Contribution of Services                                                               1,000             5,000
    Decrease in Accounts Payable                                                          (1,000)                -
                                                                                   --------------  -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (1,000)           (1,079)
                                                                                   --------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital Contribution                                                                  1,000             1,000
     Proceeds from the issuance of common stock                                               -                 79
                                                                                   --------------  -----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                      1,000             1,079
                                                                                   --------------  -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     -                  -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                -                  -
                                                                                   --------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    -            $     -
                                                                                   ==============  =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                                       $    -            $      -
                                                                                   ==============  =================

     Taxes paid                                                                          $    -            $      -
                                                                                   ==============  =================



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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $6,079 as of March 31, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period May 4, 1999 (date of incorporation) to March 31, 2000, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTION

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended March 31, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses from inception through March 31, 2000, all funded by a capital contribution from management, are $6,079.

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